Form 10-K
period 2006-12-31
Lehman XS Trust 2006-20
filed 2007-03-30
CIK 1382931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-133985-37

Lehman XS Trust 2006-20
(Exact name of issuing entity as specified in its charter)

Structured Asset Securities Corporation (depositor)
(Exact name of registrant as specified in its charter)

Lehman Brothers Holdings Inc.
(Exact name of the sponsor as specified in its charter)

Delaware	74-2440850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, 7th Floor, New York, New York 10019
(Address of principal executive offices)

(212) 526-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2006.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

PART I

Item 1. Business.
Not applicable

Item 1A. Risk Factors.
Not applicable

Item 1B. Unresolved Staff Comments.
Not applicable

Item 2. Properties.
Not applicable

Item 3. Legal Proceedings.
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not applicable

Item 6. Selected Financial Data.
Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable

Item 8. Financial Statements and Supplementary Data.
Not applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable

Item 9A. Controls and Procedures.
Not applicable

Item 9A(T). Controls and Procedures.
Not applicable

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not applicable

Item 11. Executive Compensation.
Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Not applicable

Item 14. Principal Accounting Fees and Services.
Not applicable

PART IV
ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
None

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None

Item 1117 of Regulation AB. Legal Proceedings
None

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) See above

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lehman XS Trust 2006-20
Aurora Loan Services LLC, as Master Servicer

March 29, 2007	/s/ E. Todd Whittemore
By: E. Todd Whittemore
Title: Executive Vice President
Aurora Loan Services LLC, as Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
4
Trust Agreement dated as of December 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, and LaSalle Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 12, 2007).

10	Incorporated by reference as Exhibit (4).
31	Sarbanes-Oxley Certification
33	Report on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee, paying agent and Custodian
(c)	Deutsche Bank National Trust Company, as Custodian and as sub-contractor for IndyMac Bank FSB
(d)	US Bank National Association, as Custodian
(e)	Wells Fargo Bank, National Association, as Custodian
(f)	First American Real Estate Solutions of Texas, L.P., as sub-contractor for Aurora Loan Services LLC
(g)	Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
(h)	IndyMac Bank, FSB, as servicer
(i)	Newport Management Corporation, as sub-contractor for IndyMac Bank FSB
(j)	Aurora Loan Services LLC, as servicer
34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee, paying agent and Custodian
(c)	Deutsche Bank National Trust Company, as Custodian and as sub-contractor for IndyMac Bank FSB
(d)	US Bank National Association, as Custodian
(e)	Wells Fargo, Bank National Association, as Custodian
(f)	First American Real Estate Solutions of Texas, L.P., as sub-contractor for Aurora Loan Services LLC
(g)	Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
(h)	IndyMac Bank, FSB, as servicer
(i)	Newport Management Corporation, as sub-contractor for IndyMac Bank FSB
(j)	Aurora Loan Services LLC, as servicer
35	Servicer compliance statement
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	IndyMac Bank, FSB, as servicer
(c)	Aurora Loan Services LLC, as servicer